Form 10-Q
period 2021-09-30
MARLIN BUSINESS SERVICES CORP
filed 2021-10-29
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON,

D.C. 20549
FORM
10-Q
☑

QUARTERLY

REPORT PURSUANT TO SECTION

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the Quarterly Period Ended
September 30, 2021
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
At October 22, 2021,
12,026,394

shares of Registrant’s common

stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2021
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
Consolidated Balance Sheets at September 30, 2021 and December 31, 2020

................................................................

........ 3
Consolidated Statements of Operations for the three- and nine - month periods ended

September 30, 2021 and 2020

................................................................

................................................................

............ 4
Consolidated Statements of Comprehensive Income (Loss) for the three- and nine - month periods ended

September 30, 2021 and 2020

................................................................

................................................................

............ 5
Consolidated Statements of Stockholders’ Equity for the three and nine-month periods ended

September 30, 2021 and 2020

................................................................

................................................................

............. 6
Consolidated Statements of Cash Flows for the nine-month periods ended

September 30, 2021 and 2020

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
Notes to Unaudited Consolidated Financial Statements

................................................................

........................................ 10
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

.................................................... 36
Item 3 Quantitative and Qualitative Disclosures about Market Risk

................................................................

.................................... 56
Item 4 Controls and Procedures

................................................................

................................................................

............................ 56
Part II – Other Information

................................................................

................................................................

.................................. 56
Item 1 Legal Proceedings
................................................................

................................................................

...................................... 56
Item 1A Risk Factors
…

................................................................

................................................................

........................................... 57
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

................................................................

................................... 58
Item 3 Defaults upon Senior Securities

................................................................

................................................................

................. 58
Item 4 Mine Safety Disclosures

................................................................

................................................................

............................ 58
Item 5 Other Information

................................................................

................................................................

...................................... 58
Item 6 Exhibits

…….

................................................................

................................................................

............................................ 59
Signatures

................................................................

................................................................

................................................................ 60

PART

I. Financial Information
Item 1.

Consolidated Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

September 30, December 31,

2021 2020
(Dollars in thousands, except per-
share data)
ASSETS
Cash and due from banks
$
4,914
$
5,473
Interest-earning deposits with banks

217,346
130,218

Total cash and cash equivalents
222,260
135,691
Time deposits with banks
996
5,967
Restricted interest-earning deposits related to consolidated VIEs
3,202
4,719
Investment securities (amortized cost of

$11.5 million at December 31, 2020)
—
11,624
Net investment in leases and loans:

Leases
295,514
337,159

Loans
525,239
532,125
Net investment in leases and loans, excluding allowance for credit losses (includes $
12.1

million and
$
30.4

million at September 30, 2021 and December 31, 2020, respectively, related to consolidated
VIEs)
820,753
869,284
Allowance for credit losses
(27,521)
(44,228)

Total net investment in leases and loans
793,232
825,056
Intangible assets
5,175
5,678
Operating lease right-of-use assets
7,268
7,623
Property and equipment, net
9,359
8,574
Property tax receivables, net of allowance
9,260
6,854
Other assets
16,560
10,212

Total assets
$
1,067,312
$
1,021,998
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
$
783,203
$
729,614
Long-term borrowings related to consolidated VIEs
11,676
30,665
Operating lease liabilities
8,134
8,700
Other liabilities:

Sales and property taxes payable
6,203
6,316

Accounts payable and accrued expenses
19,086
27,734

Net deferred income tax liability
23,728
22,604

Total liabilities
852,030
825,633
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $
0.01

par value;
5,000,000

shares authorized; none issued
—
—
Common Stock, $
0.01

par value;
75,000,000

shares authorized;
12,026,429

and
11,974,530

shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively
120
120

Additional paid-in capital
77,903
76,323

Accumulated other comprehensive income
—
69

Retained earnings
137,259
119,853

Total stockholders’ equity
215,282
196,365

Total liabilities and stockholders’ equity
$
1,067,312
$
1,021,998

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

Three Months Ended September 30, Nine Months Ended September 30,

2021 2020 2021 2020
(Dollars in thousands, except per-share data)
Interest income $
17,656
$
22,398
$
53,622
$
73,111
Fee income
2,027
2,803
6,795
8,019
Interest and fee income
19,683
25,201
60,417
81,130
Interest expense
2,594
4,694
8,676
15,802
Net interest and fee income
17,089
20,507
51,741
65,328
Provision for credit losses
(1,183)
7,204
(14,010)
51,160
Net interest and fee income after provision for credit losses
18,272
13,303
65,751
14,168
Non-interest income:

Gain on leases and loans sold
—
87
—
2,426

Insurance premiums written and earned
1,906
2,082
5,847
6,612

Other income

1,700
2,044
9,828
11,172

Non-interest income

3,606
4,213
15,675
20,210
Non-interest expense:

Salaries and benefits
8,162
8,515
24,996
25,702

General and administrative
6,200
4,717
25,823
24,169

Goodwill impairment
—
—
—
6,735

Intangible assets impairment
—
1,016
—
1,016

Non-interest expense
14,362
14,248
50,819
57,622

Income (loss) before income taxes
7,516
3,268
30,607
(23,244)
Income tax expense (benefit)
2,035
525
8,019
(8,284)

Net income (loss)
$
5,481
$
2,743
$
22,588
$
(14,960)
Basic earnings (loss) per share $
0.46
$
0.23
$
1.88
$
(1.27)
Diluted earnings (loss) per share $
0.45
$
0.23
$
1.86
$
(1.27)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

Three Months Ended September 30, Nine Months Ended September 30,
2021 2020 2021 2020
(Dollars in thousands)
Net income (loss) $
5,481
$
2,743
$
22,588
$
(14,960)
Other comprehensive income:
(Decrease) increase in fair value of debt securities available for sale
(247)
10
(116)
47

Tax effect
82
(3)
47
(12)
Total other comprehensive

(loss) income
(165)
7
(69)
35

Comprehensive income (loss)
$
5,316
$
2,750
$
22,519
$
(14,925)

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
—
—
—
280
—
280

Net income
—
—
—
—
10,256
10,256
Cash dividends paid ($
0.14

per share)
—
—
—
—
(1,756)
(1,756)
Balance, June 30, 2021
12,026,473
$
120
$
77,279
$
165
$
133,515
$
211,079

Repurchase of common stock
6
—
(1)
—
—
(1)

Stock issued in connection with restricted

stock and RSUs, net of forfeitures
(50)
— — — — —

Stock-based compensation recognized
—
—
625
—
—
625

Net change in unrealized gain/loss on

securities available for sale, net of tax
—
—
—
(165)
—
(165)

Net income
—
—
—
—
5,481
5,481
Cash dividends paid ($
0.14

per share)
—
—
—
—
(1,737)
(1,737)
Balance, September 30, 2021
12,026,429
$
120
$
77,903
$
—
$
137,259
$
215,282

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
22,588
$
(14,960)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization
2,848
2,996

Stock-based compensation
1,808
806

Impairment of goodwill and intangible assets
—
7,751

Change in fair value of equity securities
(20)
(89)

Provision for credit losses
(14,010)
51,160

Change in net deferred income tax liability
1,107
(7,777)

Amortization of deferred initial direct costs and fees
7,770
9,244

Loss on equipment disposed
—
116

Gain on leases sold
—
(2,426)

Leases originated for sale
—
(4,882)

Proceeds from sale of leases originated for sale
—
5,123

Noncash lease expense
683
1,365

Adjustment to value of contingent consideration
—
(1,435)

Effect of changes in other operating items:

Other assets
(9,153)
(1,642)

Other liabilities
(10,183)
(311)

Net cash provided by operating activities
3,438
45,039
Cash flows from investing activities:

Net change in time deposits with banks
4,971
4,471

Purchases of equipment for lease contracts and funds used to originate loans
(289,391)
(298,244)

Principal collections on leases and loans
325,824
356,133

Proceeds from sale of leases originated for investment
—
25,663

Security deposits collected, net of refunds
18
(176)

Proceeds from the sale of equipment
2,148
1,567

Acquisitions of property and equipment
(2,616)
(2,266)

Principal payments received on securities available for sale
11,567
432

Net cash provided by investing activities

52,521
87,580
Cash flows from financing activities:

Net change in deposits
53,589
(15,425)

Term securitization repayments
(19,080)
(36,538)

Business combinations earn-out consideration payments
(3)
(180)

Issuances of common stock

—
120

Repurchases of common stock
(228)
(4,699)

Dividends paid
(5,185)
(5,021)

Net cash provided (used in) by financing activities
29,093
(61,743)
Net (decrease) increase in total cash, cash equivalents and restricted cash
85,052
70,876
Total cash, cash equivalents

and restricted cash, beginning of period

140,410
130,027
Total cash, cash equivalents

and restricted cash, end of period
$
225,462
$
200,903

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,

2021 2020
(Dollars in thousands)
Supplemental disclosures of cash flow information:

Cash paid for interest on deposits and borrowings
$
8,491
$
17,308

Net cash (received) paid for income taxes
22,591
(5,005)

Leases and loans transferred into held for sale from investment
—
23,460
Supplemental disclosures of non cash investing activities:

Purchase of equipment for lease contracts and loans originated
$
3,191
$
2,253
Reconciliation of Cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents $
222,260
$
195,132
Restricted interest-earning deposits
3,202
5,771
Cash, cash equivalents and restricted cash at end of period $
225,462
$
200,903

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

On August 4, 2021, our shareholders
approved the adoption of the Merger Agreement.

The Merger remains subject to, in addition to various other customary closing conditions,

governmental and regulatory approvals and completion of MBB’s surrender of its banking

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

at September 30, 2021 and
the results of operations for the three-

and nine -month periods ended September 30, 2021 and 2020, and cash flows for the nine-
month periods ended September 30, 2021 and 2020.

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

Our statutory tax rate, which is a combination of federal and state income taxes,

was
25.1
% and
25.4
% for the three months ended
September 30, 2021 and September 30, 2020, respectively.
For the nine months ended September 30, 2021, our effective

tax rate was
26.2
%. For the nine months ended September 30, 2020, our
effective tax rate was
35.6
%, driven by a $
3.2

million discrete benefit, resulting from certain provisions in the Coronavirus Aid,
Relief, and Economic Security Act (“CARES Act”) that allow for a remeasurement of our federal net operating losses.
For the three and nine-month periods ended September 30, 2021,

our effective tax rates were
27.1
% and
26.2
%, respectively.

The Company’s IRS federal audit

for tax years ending December 31, 2013 to 2018 resulting from Joint Committee

Review as part of
an IRS refund claim closed in the second quarter of 2021 with no adjustments.

The Company remains subject to examination for the
2017 tax year to the present as of September 30, 2021 under regular statute of limitations.
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
Three Months Ended
Nine Months Ended

September 30, September 30,
(Dollars in thousands) 2021 2020 2021 2020
Insurance premiums written and earned $
1,906
$
2,082
$
5,847
$
6,612
Gain on sale of leases and loans
—
87
—
2,426
Other income:

Property tax income
149
123
5,190
5,247
Servicing income
270
462
963
1,517
Net (loss) gain recognized during the period on investment securities
(3)
—
(59)
89
Non-interest income - other than from contracts with customers
2,322
2,754
11,941
15,891
Other income:
Insurance policy fees
749
819
2,268
2,610
Property tax administrative fees on leases
213
243
622
713
ACH payment fees
62
35
184
143
Referral fees
26
15
57
123
Other
234
347
603
730
Non-interest income from contracts with customers
1,284
1,459
3,734
4,319
Total non-interest

income
$
3,606
$
4,213
$
15,675
$
20,210

NOTE 4 - Investment Securities

In accordance with the Merger Agreement and De-banking

process discussed in Note 1, the Company sold all its investment securities in the third quarter of 2021 and recognized an immaterial gain on the sale of those securities:
The Company had the following investment securities as of the dates presented:
September 30, December 31,
(Dollars in thousands) 2021 2020
Equity Securities
Mutual fund $
—
$
3,760
Debt Securities, Available

for Sale:
Asset-backed securities ("ABS")
—
3,719
Municipal securities

—

4,145

Total investment securities
$
—
$
11,624
The following schedule summarizes changes in fair value of equity securities and the portion of unrealized gains and losses for each
period presented:
Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in thousands) 2021 2020 2021 2020
Net gains (losses) recognized during the period on equity securities

$
75
$
—
$
20
$
89
Less: Net gains (losses) recognized during the period

on equity securities sold during the period
75
—
20
—
Unrealized gains recognized during the reporting period

on equity securities still held at the reporting date
$
—
$
—
$
—
$
89

Available for

Sale
There are no available for sale investments as of September 30, 2021 due to the liquidation of all the Company’s

available for sale
investments in the third quarter of 2021 resulting in immaterial gains in the three and nine month periods ending September 30, 2021.
The following schedules

are a summary of available for sale investments as of December 31, 2020, and the aggregate amount of
unrealized losses on available for sale securities in the Company’s investment securities classified according to the amount of time those securities have been in a continuous loss position as of December 31, 2020
:

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
$
141

NOTE 5 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

September 30, 2021 December 31, 2020
(Dollars in thousands)
Minimum lease payments receivable
$
308,479
$
354,298
Estimated residual value of equipment
24,999
26,983
Unearned lease income, net of initial direct costs and fees deferred
(37,560)
(43,737)
Security deposits
(404)
(385)
Total leases
295,514
337,159
Commercial loans, net of origination costs and fees deferred
Working

Capital Loans
31,178
20,034
CRA (1)
1,019
1,091
Equipment loans (2)
414,392
449,149
CVG
78,650
61,851
Total commercial

loans
525,239
532,125
Net investment in leases and loans, excluding allowance
820,753
869,284
Allowance for credit losses
(27,521)
(44,228)
Total net investment

in leases and loans
$
793,232
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
At September 30, 2021, $
12.8

million in net investment in leases were pledged as collateral for the Company’s outstanding asset-
backed securitization balance and $
55.9

million in net investment in leases were pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

The amount of deferred initial direct costs and origination costs net of fees deferred were $
13.6

million and $
14.6

million as of
September 30, 2021 and December 31, 2020, respectively.

Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. Origination

costs are netted in commercial loans and are amortized to income using the effective interest method. At September 30, 2021 and

December 31, 2020, $
20.8

million and $
21.9

million, respectively, of the
estimated residual value of equipment retained on our Consolidated Balance

Sheets was related to copiers.

Maturities of lease receivables

under lease contracts and the amortization of unearned lease income, including initial direct costs and
fees deferred, were as follows as of September 30, 2021:
Minimum Lease

Payments Net Income
Receivable
(1)
Amortization
(2)
(Dollars in thousands)
Period Ending December 31,
Remainder of 2021
$
33,951
$
7,902
2022
120,586
16,069
2023
80,663
8,510
2024
45,306
3,668
2025
20,550
1,221
Thereafter
7,423
190
$
308,479
$
37,560
________________________

(1)
Represents the undiscounted cash flows of the lease payments receivable.
(2) Represents the difference between the undiscounted cash flows and the discounted cash flows.

The lease income recognized was as follows:
Three Months Ended September 30, Nine Months Ended September 30,
2021 2020 2021 2020
(Dollars in thousands)
Interest Income $
6,070
$
8,357
$
19,073
$
25,977
As of September 30, 2021 and December 31, 2020, the Company maintained total finance receivables which were on a non-accrual
basis with net investment of $
10.1

million and $
14.3

million, respectively. See

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

The Company’s servicing liability

was $
0.7

million and $
1.3

million as of
September 30, 2021, and December 31, 2020, respectively,

and is recognized within Accounts payable and accrued expenses in the
Consolidated Balance Sheets.

As of September 30, 2021 and December 31, 2020, the portfolio of leases and loans serviced for others
was $
146

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
4,286
$
—
$
28,342
Gain on sale of leases and loans
—
87
—
2,426

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
Three Months Ended September 30, 2021
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, beginning of period $
19,718
$
1,003
$
8,036
$
—
$
28,757

Charge-offs
(2,407)
(262)
(27)
—
(2,696)

Recoveries
1,273
158
85
—
1,516
Net charge-offs
(1,134)
(104)
58
—
(1,180)
Realized cashflows from Residual Income
1,127
—
—
—
1,127

Provision for credit losses
(1,334)
300
(149)
—
(1,183)
Allowance for credit losses, end of period $
18,377
$
1,199
$
7,945
$
—
$
27,521
Net investment in leases and loans, before allowance $
717,697
$
31,178
$
70,859
$
1,019
$
820,753
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

Nine Months Ended September 30, 2021
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, beginning of period $
33,184
$
1,206
$
9,838
$
—
$
44,228

Charge-offs
(8,556)
(813)
(1,176)
—
(10,545)

Recoveries
3,933
432
308
—
4,673
Net charge-offs
(4,623)
(381)
(868)
—
(5,872)
Realized cashflows from Residual Income
3,175
—
—
—
3,175

Provision for credit losses
(13,359)
374
(1,025)
—
(14,010)
Allowance for credit losses, end of period $
18,377
$
1,199
$
7,945
$
—
$
27,521
Net investment in leases and loans, before allowance $
717,697
$
31,178
$
70,859
$
1,019
$
820,753
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
Additional detail specific to the measurement of each portfolio segment as of September 30, 2021, is summarized below.

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

using this forecast in the second
and third quarters of 2021 as uncertainty in the macroeconomic environment has lessened and the Company’s

portfolio has
stabilized with low net charge-offs

and delinquencies.

The continued positive economic forecast resulted in provision benefits for Equipment Finance of $
1.3

million and $
13.4

million for the three and nine-months ended September 30, 2021, respectively, as compared

to provisions of $
7.2

million and $
38.7

million for the same periods in 2020 during the height of
the COVID-19 pandemic.

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
portfolio.

Based on that analysis, the Company recognized a provision of $
0.3

million for the three months ended September
30, 2021, bringing the total provision associated with Working

Capital to $
0.4

million for the nine months ended September
30, 2021.
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

These factors,
including no further significant reduction in collateral values resulted in the qualitative reserve remaining unchanged from the
prior quarter at $
4.7

million of total CVG qualitative adjustments for COVID-19 related risks.
Community Reinvestment Act (CRA) Loans:

CRA loans are comprised of loans originated under a line of credit to satisfy the

Company’s obligations under

the CRA.

The
Company does not measure an allowance specific to this population because the exposure to credit loss is nominal.
For the three and nine-months ended September 30, 2021, the Company recognized provision benefits of $
1.2

million, and $
14.0
million, respectively,

driven primarily by improving economic forecasts and portfolio performance.
Our reserve as of September 30, 2021, and the qualitative and economic adjustments discussed above, were calculated referencing our historical loss experience, including loss experience through the 2008 economic cycle, and our adjustments to that experience based on our judgements about the extent of the impact of the COVID-19 pandemic.

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

Loan Modification Program:

In response to COVID-19, starting in mid-March 2020, the Company instituted a Loan modification payment deferral program in
order to assist its customers that requested relief and were current under their existing agreement.

The payment deferral program
allows for up to 6 months of fully deferred or reduced payments. As of September

30, 2021, the Company’s Loan modification
program has been terminated, with future modifications considered and granted on a case-by-case basis.
As of September 30, 2021, the Company had
3,460

active modified leases and loans totaling $
69.5

million of which all except $
0.5
million were out of the deferral period. Out of the deferral period means the contract has returned to its regular payment schedule. For loans in deferral period, the deferral may either be full, with zero payment owed during the deferral period, or partial, with reduced
payments during deferral that are primarily
25
%-
50
% of schedule, or the deferral period payment may be a nominal amount.
Total resolved

modifications include
311

contracts charged off where a $
7.0

million credit loss was realized, and
1,848

contracts that
paid in full.
TDRs are restructurings of leases and loans in which, due to the borrower's financial difficulties, a lender grants a concession that it
would not otherwise consider for borrowers of similar credit quality.

In accordance with the interagency guidance as updated in April
2020, that the FASB concurred

with, loans modified under the Company’s

payment deferral program are not considered TDRs. As of
September 30, 2021, the Company had $
10.3

million of active contracts designated as TDRs.
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

.

We believe that

delinquency is the best factor to use to monitor
the credit quality of our portfolio on an ongoing basis because it reflects the current condition of the portfolio and is a good predictor
of near-term charge-offs and can help

with identifying trends and emerging risks to the portfolio.

The following tables provide information about delinquent leases and loans in the Company’s portfolio

based on the contract’s status
as-of the dates presented. In particular,

contracts that are part of the Loan Modification Program discussed above are presented in the
below delinquency table and the non-accrual information for September

30, 2021 based on their status with respect to the modified
terms.

Portfolio by Origination Year as of

September 30, 2021
Total
2021 2020 2019 2018 2017 Prior Receivables
(Dollars in thousands)
Equipment Finance
30-59 $
612
$
688
$
1,149
$
435
$
230
$
31
$
3,145
60-89
179
146
584
277
78
28
1,292
90+
91
266
323
197
90
31
998
Total Past Due
882
1,100
2,056
909
398
90
5,435
Current
203,688
196,444
192,259
83,310
32,507
4,054
712,262
Total
204,570
197,544
194,315
84,219
32,905
4,144
717,697
Working Capital
30-59
224
26
—
—
—
—
250
60-89
51
—
43
—
—
—
94
90+
—
24
—
—
—
—
24
Total Past Due
275
50
43
—
—
—
368
Current
28,626
1,901
283
—
—
—
30,810
Total
28,901
1,951
326
—
—
—
31,178
CVG
30-59
—
—
—
7
2
41
50
60-89
51
157
91
14
—
—
313
90+
—
—
74
55
—
—
129
Total Past Due
51
157
165
76
2
41
492
Current
21,695
13,879
23,270
8,735
2,393
395
70,367
Total
21,746
14,036
23,435
8,811
2,395
436
70,859
CRA
Total Past Due
—
—
—
—
—
—
—
Current
1,019
—
—
—
—
—
1,019
Total
1,019
—
—
—
—
—
1,019
Net investment in leases
and loans, before allowance $
256,236
$
213,531
$
218,076
$
93,030
$
35,300
$
4,580
$
820,753

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

At September 30, 2021 and December 31,
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
The following tables provide information about non-accrual leases and loans:

September 30, December 31,
(Dollars in thousands) 2021 2020
Equipment Finance $
2,485
$
5,543
Working

Capital Loans
139
932
CVG
7,495
7,814
Total

Non-Accrual
$
10,119
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
Intangible assets
The following table presents details of the Company’s

intangible assets as of September 30, 2021:

Gross Carrying Accumulated Net
(Dollars in thousands) Useful Life Amount Amortization Value
Vendor

relationships
11
years $
7,290
$
2,134
$
5,156
Corporate trade name
7
years
60
41
19

Total
$
7,350
$
2,175
$
5,175
The Company’s intangible

assets consist of definite-lived assets in connection with the January 2017 acquisition of Horizon Keystone
Financial,

and definite-lived intangible assets in connection with the September

2018 acquisition of Fleet Financing Resources.

The
Company has
no

indefinite-lived intangible assets.

There was
no

impairment of these assets in the nine-months ended September 30, 2021 or 2020.

Amortization related to the
Company’s definite lived

intangible assets was $
0.5

million and $
0.6

million for the nine-month periods ended September 30, 2021
and September 30, 2020, respectively.

The Company expects the amortization expense for the next five years will be as follows:
Amortization
(Dollars in thousands)
Expense
Remainder of 2021 $
168
2022
671
2023
671
2024
663
2025
663
NOTE 8 – Other Assets
Other assets are comprised of the following:

September 30, December 31,

2021 2020
(Dollars in thousands)
Accrued fees receivable $
2,289
$
2,928
Prepaid expenses
2,404
2,790
Income taxes receivable

8,214
—
Federal Reserve Bank Stock
1,711
1,711
Other

1,942
2,783
$
16,560
$
10,212
NOTE 9 – Deposits
MBB serves as the Company’s primary

funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally
through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-
insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s

insured savings account
product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and
recorded as a single deposit account at MBB. As of September 30, 2021,

money market deposit accounts totaled $
55.0

million.
As of September 30, 2021, the scheduled maturities of certificates of deposits are as follows:

Scheduled
Dollars in thousands
Maturities
Period Ending December 31,
Remainder of 2021
$
391,752
2022
204,023
2023
91,829
2024
33,321
2025
9,054
Total
$
729,979
Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $
250,000

or less. The MMDA
Product is also issued to customers in amounts less than $
250,000
. The FDIC insures deposits up to $
250,000

per depositor. The
weighted average all-in interest rate of deposits at September 30, 2021 was
1.07
%.
See Note 14 – Subsequent Events

for a discussion of an agreement entered into by MBB in October 2021 to transfer its portfolio of
brokered certificates of deposit held through The Depository Trust

Company.

NOTE 10 – Debt and Financing Arrangements
Long-term Borrowings
Borrowings with an original maturity date of one year or more are classified as long-term borrowings.

The Company’s term note
securitizations are classified as long-term borrowings.
The balance of long-term borrowings consisted of the following:

September 30, December 31,

2021 2020

(Dollars in thousands)
Term securitization

2018-1
$
11,719
$
30,800
Unamortized debt issuance costs
(43)
(135)
$
11,676
$
30,665
Long-term Borrowings
On July 27, 2018, the Company completed a $
201.7

million asset-backed term securitization. Each tranche of the term note securitization has a fixed term, fixed interest rate and fixed principal amount.

At September 30, 2021, outstanding term securitizations
amounted to $
11.7

million and are collateralized by $
12.8

million of minimum lease and loan payments receivable and $
3.2

million of
restricted interest-earning deposits. The Company’s

term note securitizations are classified as long-term borrowings.
The term note securitization is summarized below:
Outstanding Balance as of Notes Final
Original

September 30, December 31,
Originally

Maturity

Coupon

2021 2020 Issued Date Rate
(Dollars in thousands)
2018 — 1

Class A-1

$
—
$
—
$
77,400
July, 2019
2.55
%

Class A-2

—
—
55,700
October, 2020
3.05

Class A-3

—
—
36,910
April, 2023
3.36

Class B
—
9,560
10,400
May, 2023
3.54

Class C
1,869
11,390
11,390
June, 2023
3.70

Class D
5,470
5,470
5,470
July, 2023
3.99

Class E
4,380
4,380
4,380
May, 2025
5.02
Total Term

Note Securitizations
$
11,719
$
30,800
$
201,650
3.05
%
(1)(2)
__________________
(1)
Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon
interest, term note securitizations have other transaction costs which are amortized over the life of the borrowings as additional
interest expense.

(2)
The weighted average coupon rate of the 2018-1 term note securitization will approximate 4.33% over the remaining term of the
borrowing.

Based on current expected cashflows of leases underlying our term note securitization, principal and interest payments are estimated as of September 30, 2021 as follows:
Principal Interest
(Dollars in thousands)
Period Ending December 31,
Remainder of 2021 $
3,137
$
121
2022
8,582
$
159
$
11,719
$
280
Federal Funds Line of Credit with Correspondent Bank
MBB has established a federal funds line of credit with a correspondent bank.

This line allows for both selling and purchasing of
federal funds. The amount that can be drawn against the line is limited to $
25.0

million. As of September 30, 2021, and December 31,
2020, there were
no

balances outstanding on this line of credit.
Federal Reserve Discount Window
In addition, MBB has received approval to borrow from the Federal

Reserve Discount Window based on the amount

of assets MBB
chooses to pledge. MBB had $
50.2

million in unused, secured borrowing capacity at the Federal Reserve Discount Window,

based on
$
55.9

million of net investment in leases pledged at September 30, 2021.

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

In accordance with the Merger Agreement and De-banking

process discussed in Note 1, the Company sold all its investment securities in the third quarter of 2021.
The Company’s balances measured

at fair value on a recurring basis include the following as of September 30,

2021 and December
31, 2020:

September 30, 2021 December 31, 2020
Fair Value Measurements Using Fair Value Measurements Using
Level 1 Level 2 Level 3 Level 1 Level 2 Level 3
(Dollars in thousands)
Assets
ABS $
—
$
—
$
—
$
—
$
3,719
$
—
Municipal securities
—
—
—
—
4,145
—
Mutual fund
—
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
liability.

For the nine months ended September 30, 2021, there were no significant amounts recognized in the Consolidated Statements of
Operations in connection with non-recurring fair value measurements.
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

September 30, 2021 December 31, 2020
Carrying Fair Carrying Fair
Amount Value Amount Value
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
222,260
$
222,260
$
135,691
$
135,691
Time deposits with banks
996
1,000
5,967
6,003
Restricted interest-earning deposits with banks
3,202
3,202
4,719
4,719
Loans, net of allowance
504,335
513,431
500,768
507,362
Federal Reserve Bank Stock
1,711
1,711
1,711
1,711
Financial Liabilities

Deposits
$
783,203
$
790,175
$
729,614
$
742,882

Long-term borrowings
11,676
11,961
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

Diluted EPS has been computed by dividing net income or loss allocated to common stock by the weighted average number of
common shares used in computing basic EPS, further adjusted by including the dilutive impact of the exercise or conversion of
common stock equivalents, such as stock options, into shares of comm on stock as if those securities were exercised or converted.
The following table provides net income and shares used in computing basic and diluted EPS:

Three Months Ended September 30, Nine Months Ended September 30,
2021 2020 2021 2020
(Dollars in thousands, except per-share data)
Basic EPS
Net income (loss) $
5,481
$
2,743
$
22,588
$
(14,960)
Less: net income allocated to participating securities
(69)
(36)
(281)
—

Net income (loss) allocated to common stock $
5,412
$
2,707
$
22,307
$
(14,960)
Weighted average

common shares outstanding

12,026,443
11,946,549
12,007,963
11,951,375
Less: Unvested restricted stock awards considered participating securities
(150,339)
(155,408)
(149,462)
(142,186)
Adjusted weighted average common shares used in computing
basic EPS
11,876,104
11,791,141
11,858,501
11,809,189
Basic EPS $
0.46
$
0.23
$
1.88
$
(1.27)
Diluted EPS
Net income (loss) allocated to common stock $
5,412
$
2,707
$
22,307
$
(14,960)
Adjusted weighted average common shares used in computing
basic EPS
11,876,104
11,791,141
11,858,501
11,809,189
Add: Effect of dilutive stock-based compensation

awards
186,146
41,272
113,767
—

Adjusted weighted average common shares used in computing
diluted EPS
12,062,250
11,832,413
11,972,268
11,809,189
Diluted EPS $
0.45
$
0.23
$
1.86
$
(1.27)
For the three-month periods ended September 30, 2021 and September

30, 2020, weighted average outstanding stock-based
compensation awards in the amount of
112,216

and
230,428
, respectively, were considered

antidilutive and therefore were not
considered in the computation of potential common shares for purposes of diluted EPS.

For the nine-month periods ended September 30, 2021 and September

30, 2020, weighted average outstanding stock-based
compensation awards in the amount of
132,619

and
286,349
, respectively, were considered

antidilutive and therefore were not
considered in the computation of potential common shares for purposes of diluted EPS.

NOTE 13 – Stockholders’ Equity

Share Repurchases
During the three month and nine-month periods ended September

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
16.09

per share.
At September 30, 2021, the Company had $
4.7

million of remaining authorizations under the 2019 Repurchase Plan. Pursuant to the
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
2021, the “2019 Plan”) may have shares withheld to cover income taxes. During the three-month periods ended September 30, 2021
and September 30, 2020, there were
36

shares and
18,446

shares repurchased to cover income tax withholding under the 2014 Plan and the 2019 Plan at an average cost of $
22.44

per share and $
8.06

per share, respectively. During

the nine-month periods ended
September 30, 2021 and September 30, 2020, there were
16,198

and
41,466

shares repurchased to cover income tax withholding in
connection with shares granted under the 2014 Plan and the 2019

Plan at average per-share costs of $
14.07

and $
10.70
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

As of September 30, 2021, MBB has the capacity under 12
CFR 208.5 to pay dividends to the Company without explicit approval from the Federal Reserve Board of Governors.
MBB’s Tier 1

Capital balance at September 30, 2021 was $
165.9

million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At September 30, 2021,

the Company also exceeded its regulatory capital
requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC
Agreement.

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
Ratio Amount Ratio Amount Ratio Amount
(Dollars in thousands)
Tier 1 Leverage Capital

Marlin Business Services Corp.
21.71%
$
217,465
4.00%
$
40,076
5.00%
$
50,095

Marlin Business Bank
17.84%
$
165,937
4.00%
$
37,210
5.00%
$
46,513
Common Equity Tier 1 Risk-Based Capital

Marlin Business Services Corp.
25.33%
$
217,465
4.50%
$
38,640
6.50%
$
55,813

Marlin Business Bank
20.67%
$
165,937
4.50%
$
36,131
6.50%
$
52,189
Tier 1 Risk-based Capital

Marlin Business Services Corp.
25.33%
$
217,465
6.00%
$
51,519
8.00%
$
68,693

Marlin Business Bank
20.67%
$
165,937
6.00%
$
48,174
8.00%
$
64,232
Total

Risk-based Capital

Marlin Business Services Corp.
26.60%
$
228,405
8.00%
$
68,693
10.00%
$
85,866

Marlin Business Bank
21.94%
$
176,181
8.00%
$
64,232
10.00%
$
80,290
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
powers include, among other things:

•

prohibiting the payment of principal and interest on subordinated debt

;
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

MBB’s total risk-based capital

ratio of
21.94
% at September 30, 2021 exceeded the threshold for “well capitalized” status under the
applicable laws and regulations.
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
0.14

per quarter.
NOTE 14 – Subsequent Events

Quarterly Dividend
The Company declared a dividend of $
0.14

per share on October 28, 2021. The quarterly dividend, which is expected to result in a dividend payment of approximately $
1.7

million, is scheduled to be paid on
November 18, 2021

to shareholders of record on the close
of business on
November 8, 2021
. It represents the Company’s forty-first

consecutive quarterly cash dividend. The payment of future
dividends will be subject to satisfaction of regulatory requirements appli cable to bank holding companies and approval by the
Company’s Board of Directors.

In addition, pursuant to the Merger Agreement, the Company may not,

without the prior written
consent of Madeira Holdings, LLC, declare or pay any future dividends other than the Company’s regular quarterly

cash dividend in
an amount not to exceed $
0.14

per quarter.

Deposit Assignment & Assumption Agreement.

On October 8, 2021, MBB entered into an agreement to transfer its portfolio of brokered certificates of deposit held through The
Depository Trust Company with an outstanding

principal amount of approximately $
204.8

million to a Federal Deposit Insurance
Corporation (“FDIC”)-insured depository institution.

In exchange for the acquiror’s assumption of those deposits, MBB has agreed to
pay the acquiror at the time of transfer, in addition

to the outstanding principal amount of the deposits, all accrued but unpaid interest on the deposits as of the transfer date plus a sum of $
750,000
.

The agreement contemplates that the transfer,

which is subject to
(among other customary closing conditions) the approval of the Utah Department of Financial Institutions and of the FDIC pursuant to
Section 18(c) of the Federal Deposit Insurance Act, expected to occur in late December

2021 or early January 2022.

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

Sub, including to complete the De-banking within the timeline required under the merger agreement, if at all;
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
Company surviving (the “Merger”).

On August 4, 2021, our shareholders approved the adoption of the Merger

Agreement. The
Merger remains subject to, in addition to various other

customary closing conditions, governmental and regulatory approvals and
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
Business Update
In 2020, we faced unprecedented operating challenges and macro-economic uncertainty from the COVID-19 pandemic.

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

We
currently intend to implement

a hybrid approach to our return to the office beginning in

early 2022; however, we will continually re-
evaluate our return to office approach as we monitor the

trends in COVID-19 cases across the country.
Our third quarter results of net income of $5.5 million, or $0.45 earnings per share, were primarily driven by a $1.2 million provision for credit losses benefit due to continued positive portfolio performance coupled with expense management benefits.

Our total
originations in the third quarter 2021 were $98.6 million, which were

16% above total origination in the same quarter as last year,

but
2% below the prior quarter.

Additionally, total originations

in the quarter were 46% below the pre-pandemic levels of 2019.

Economic factors, including but not limited to employment conditions and global supply chain disruptions, have affected our
origination volumes; however, we are

proactively increasing staffing in our sales organization

in order to increase sales activities and
origination momentum.
Portfolio Trends

and Performance
During the three months ended September 30, 2021, we generated

3,836 new Equipment Finance leases and loans with equipment
costs of $81.6

million, compared to 3,410 new Equipment Finance leases and loans with equipment costs of $65.8 million generated
for the three months ended September 30, 2020. Working

Capital loan originations were $17.0 million during the three-month period ended September 30, 2021, compared to $1.4 million for the three-month period ended September 30, 2020.
Overall, our average net investment in total finance receivables for the three-month period ended September 30, 2021 decreased
13.1%

to $803.8 million, compared to $924.6 million for the three-month period ended September 30, 2020, which has caused a
corresponding reduction in interest and fee income.

Equipment Finance receivables delinquent over 30 days were

0.76% at September 30, 2021, down 137 basis points from 2.13% at
September 30, 2020 and down 83 basis points from 1.59% at December 31,

2020. Working Capital receivables

over 15 days
delinquent were 1.49% at September 30, 2021, down 244 basis points from

3.93% at September 30, 2020 and down 351 basis point
from 5.00% at December 31, 2020.

Annualized total net charge-offs for the third quarter

of 2021 were 0.59% of average total finance
receivables as compared to 4.54% for the same period in 2020.
For the three-months ended September 30, 2021 we recognized a provision benefit of $1.2 million as compared to a provision net
expense of $7.2 million for the same period in 2020. The provision benefit in the third quarter of 2021 was primarily due to positive
changes in the outlook of macroeconomic assumptions to which the reserve is correlated as well as positive trends in portfolio
performance. Allowance for credit losses as a percentage of total finance receivables was 3.35%

at September 30, 2021 compared with
6.75%

at September 30, 2020.

F
INANCE
R
ECEIVABLES

AND
A
SSET
Q
UALITY
The following table summarizes certain portfolio statistics for the periods presented:
September 30, June 30, December 31, September 30,

2021 2021 2020 2020
(Dollars in thousands)
Finance receivables:
End of period $ 820,753 $ 829,111 $ 869,284

$ 908,053

Average for the quarter (1) 803,783 815,761 945,599 924,635
Origination Volume

- three months
98,605 100,864 83,011 67,117
Origination Volume

- nine months, through September 30
282,772 184,630 — 284,117
Assets Sold - three months — — — 4,286
Assets Sold - nine months, through September 30 — — — 28,342
Leases and Loans Modified:
Payment deferral program
(2)
End of period $ 69,456 $ 80,554 111,209 129,882
As a % of end of period receivables
(1)
8.5% 9.7% 12.8% 14.3%
Allowance for credit losses :
End of period $ 27,521 $ 28,757 $ 44,228 $ 61,325
As a % of end of period receivables (1) 3.35% 3.47% 5.09% 6.75%
Annualized net charge-offs

to average total finance receivables

(quarter)
(1) 0.59% 0.60% 3.43% 4.54%
Delinquencies, end of period: (3)
Equipment Finance and CVG:
Greater than 60 days past due, $ $ 2,848 $ 3,899 $ 6,717 $ 12,551
Greater than 60 days past due, % 0.35% 0.37% 0.77% 1.43%
Working

Capital:

Greater than 30 days past due, $ $ 368 $ 56 $ 741 $ 777
Greater than 30 days past due, % 1.18% 0.23% 3.69% 2.94%
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

(3)
Calculated as a percentage of net investment in leases and loans.

R
ESULTS OF
O
PERATIONS
Comparison of the Three-Month Periods Ended September

30, 2021 and September 30, 2020

Net income.

Net income of $5.5 million was reported for the three-month period ended September 30, 2021, resulting in diluted EPS per share of
$0.45,

compared to net income of $2.7 million and diluted loss per share of $0.23 for the three-month period ended September 30,
2020.

This $2.8 million increase in Net income was primarily driven by:
-
$8.4 million decrease in Provision for credit losses, driven primarily by an improvement in economic conditions during the
past 12 months ;
-
$3.4 million decrease in net interest and fee income driven primarily by a decline in the size of our finance receivable
portfolio;
-
$2.1 million decrease in interest expense due to a decline in the deposit balance and rates, as well as continuing reduction of
long-term debt;
-
$1.5 million increase in general and administrative, primarily driven by a prior year $1.4 million reduction to the fair value of
the contingent consideration earn out liability related to our 2018 acquisition of the FFR business.

Average balances and

net interest margin.
The following table summarizes the Company’s

average balances, interest income,
interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-
month periods ended September 30, 2021 and September 30, 2020

.

Three Months Ended September 30,
2021 2020
(Dollars in thousands)
Average Average
Average Yields/ Average Yields/
Balance
(1)
Interest Rates
(2)
Balance
(1)
Interest Rates
(2)
Interest-earning assets:
Interest-earning deposits with banks $ 142,540 $ 28 0.08% $ 165,257 $ 30 0.07%
Time Deposits 2,466 7 1.07 10,069 42 1.67
Restricted interest-earning deposits with banks 3,888 — — 6,487 — 0.01
Securities available for sale 6,325 15 0.98 10,755 50 1.86
Net investment in leases
(3)
753,506 15,282 8.11 851,683 19,010 8.93
Loans receivable
(3)
50,277 2,324 18.49 72,952 3,266 17.91

Total

interest-earning assets
959,002 17,657 7.36 1,117,203 22,398 8.02
Non-interest-earning assets:
Cash and due from banks 5,686 5,515
Allowance for loan and lease losses (29,621) (61,470)
Intangible assets 5,285 6,982
Operating lease right-of-use assets
7,393 8,070
Property and equipment, net 9,252 8,580
Property tax receivables 9,395 8,949
Other assets
(4)
28,428 28,390

Total

non-interest-earning assets
35,818 5,016

Total

assets
$ 994,820 $ 1,122,219
Interest-bearing liabilities:
Certificate of Deposits
(5)
$ 666,637 $ 2,374 1.42% 784,056 $ 4,149 2.12%
Money Market Deposits
(5)
53,611 40 0.30 51,563 38 0.29
Long-term borrowings
(5)
14,589 180 4.93 45,594 507 4.45

Total

interest-bearing liabilities
734,837 2,594 1.41 881,213 4,694 2.13
Non-interest-bearing liabilities:
Sales and property taxes payable 6,603 6,340
Operating lease liabilities 8,260 9,015
Accounts payable and accrued expenses 8,172 20,893
Net deferred income tax liability 25,181 21,865

Total

non-interest-bearing liabilities
48,216 58,113

Total

liabilities
783,053 939,326
Stockholders’ equity 211,768 182,893

Total

liabilities and stockholders’ equity
$ 994,820 $ 1,122,219
Net interest income $ 15,063 $ 17,704
Interest rate spread
(6)
5.95% 5.89%
Net interest margin
(7)
6.28% 6.34%
Ratio of average interest-earning assets to

average interest-bearing liabilities
130.51% 126.78%
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
rate.
Three Months Ended September 30, 2021 Compared To
Three Months Ended September 30, 2020
Increase (Decrease) Due To:

Volume
(1)
Rate
(1)
Total
(Dollars in thousands)
Interest income:
Interest-earning deposits with banks $ (4) $ 2 $ (2)
Time Deposits (24) (11) (35)
Securities available for sale (16) (19) (35)
Net investment in leases (2,080) (1,648) (3,728)
Loans receivable (1,045) 103 (942)

Total

interest income
(3,007) (1,734) (4,741)
Interest expense:
Certificate of Deposits (558) (1,217) (1,775)
Money Market Deposits 1 1 2
Long-term borrowings (377) 50 (327)

Total

interest expense
(693) (1,407) (2,100)
Net interest income (2,486) (155) (2,642)
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

30, 2021 and September 30, 2020.
Three Months Ended September 30,

2021 2020
(Dollars in thousands)
Interest income

$ 17,656 $ 22,398
Fee income

2,027 2,803

Interest and fee income

19,683 25,201
Interest expense

2,594 4,694

Net interest and fee income

$ 17,089 $ 20,507
Average total

finance receivables
(1)
$ 803,783 $ 924,635
Annualized percent of average total finance receivables:
Interest income

8.79% 9.69%
Fee income

1.01 1.21

Interest and fee income

9.80 10.90
Interest expense

1.29 2.03

Net interest and fee margin

8.51% 8.87%
__________________
(1)
Total finance receivables include net investment in leases and loans.

For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $3.4 million, or 16.6%, to $17.1 million for the three months ended September 30, 2021 from
$20.5 million for the three months ended September 30, 2020.

The annualized net interest and fee margin decreased

36 basis points to
8.51% in the three-month period ended September 30, 2021 from

8.87% for the corresponding period in 2020.

Interest income, net of amortized initial direct costs and fees, was $17.7 million and $22.4 million for the three-month periods ended
September 30, 2021 and September 30, 2020, respectively.

Average total

finance receivables decreased $120.8 million, or 13.1%, to
$803.8 million at September 30, 2021 from $924.6 million at September

30, 2020. The decrease in average total finance receivables
was primarily due to lower origination volume along with the customary loan repayments and charge-offs. The average yield

on the
portfolio decreased 90 basis points to 8.79% from 9.69% in the same quarter one year ago. Higher yielding working capital portfolio
made up a smaller percentage of the total portfolio during the third quarter of 2021 compared to the same period one year ago.

The
weighted average implicit interest rate on new finance receivables originated increased 150 basis points to 10.83% for the three-month
period ended September 30, 2021 compared to 9.33% for the three-month period ended September 30, 2020. That increase was
primarily driven by a shift in the mix of originations as higher-yield

Working Capital originations

comprised $17.0 million of our
originations for the three months ended September 30, 2021, compared to $1.4 million in 2020. As the economy continues to recover from the impacts of the COVID-19 pandemic the company is looking to grow originations.

During the third quarter of 2021, the
company originated $98.6 million of total originations compared to $67.1 million in the same period one year ago.

Additionally,
equipment finance approval percentage in the third quarter of 2021 was 50% which was up 10 basis points compared to the third
quarter of 2020.
Fee income was $2.0 million and $2.8 million for the three-month periods ended September 30, 2021 and September

30, 2020,
respectively,

and included approximately $1.2 million and $1.7 million in late fee income for the three-month periods ended
September 30, 2021 and September 30, 2020, respectively.

Late fees remained the largest component of fee income at 0.60% as an annualized percentage of average total finance receivables for the three-month period ended September 30, 2021, compared to 0.74%
for the three-month period ended September 30, 2020. Fee income also included approximately $0.8 million and $1.1 million of early buyout income for the three-month periods ended September 30,

2021 and September 30, 2020, respectively.

Early buyout income is
driven by customer behavior, in which

increased levels of this activity and related income have been recorded during the course of the
pandemic.

Interest expense decreased $2.1 million to $2.6 million for the three-month period ended September 30, 2021 from $4.7 million for the
corresponding period in 2020, primarily due to a decrease of $1.8 million on lower deposit balances

and rates. Additionally, there

was
a decrease of $0.3 million due to the continuing reduction of long-term debt.

Interest expense, as an annualized percentage of average
total finance receivables, decreased 74 basis points to 1.29% for the three

-month period ended September 30, 2021, from 2.03% for
the corresponding period in 2020. The average balance of deposits was $720.2 million and $835.6 million for the three-month periods
ended September 30, 2021 and September 30, 2020, respectively.
For the three-month period ended September 30, 2021, average term securitization borrowings outstanding were $14.6 million at a weighted average coupon of 4.93%. For the three-month period ended

September 30, 2020, average term securitization borrowings
outstanding were $45.6 million at a weighted average coupon of 4.45%.
Our wholly-owned subsidiary,

MBB, serves as our primary funding source. MBB raises fixed-rate and variable

-rate FDIC-insured
deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At September 30,
2021,

brokered certificates of deposit represented approximately 70% of total deposits, while approximately 23% of total deposits
were obtained from direct channels, and 7% were in the brokered

MMDA Product.

Gain on Sale of Leases and Loans.

There were no asset sales for the three-month period ended September

30, 2021 as we retained all
of our origination volume on our balance sheet. There were $4.3 million of asset sales for the three-month period ended September 30,
2020 for a $0.1 million gain on sale of lease and loans.

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
Insurance premiums written and earned. Insurance premiums written declined to $1.9 million for the three-month period ended
September 30, 2021, compared to $2.1 million for the three-month period ended September 30, 2020 as the overall portfolio
contracted.
Other income.

Other income was $1.7 million and $2.0 million for the three-month periods ended September 30, 2021 and September
30, 2020, respectively.
Salaries and benefits expense.

The following table summarizes the Company's Salary and benefits expense:
Three Months Ended September 30,

2021 2020
(Dollars in thousands)
Salary, benefits and payroll

taxes
$ 6,061 $ 6,825
Incentive compensation 1,819 1,632
Commissions 282 58

Total
$ 8,162 $ 8,515
Salaries and benefits expense.

Salaries and benefits expense increased $0.4 million, or 4.2%, to $8.1 million for the three-month
period ended September 30, 2021 from $8.5 million for the corresponding period in 2020 primarily due to equity-based compensation
which was adjusted to lower target levels in the corresponding period in 2020 and due to higher commission and bonus in the 2021
period driven by increased origination volume.

General and administrative expense.

The following table summarizes General and administrative expense:
Three Months Ended September 30,

2021 2020
(Dollars in thousands)
Occupancy and depreciation $ 1,174 $ 1,483
Professional fees 965 910
Information technology 1,147 972
Marketing 398 162
Acquisition-related contingent payment fair value adjustment — (1,435)
Other G&A 2,516 2,625

Total
$ 6,200 $ 4,717
General and administrative expense increased $1.5 million, or 31.6%,

to $6.2 million for the three months ended September 30, 2021 from $4.7 million for the corresponding period in 2020 The primary driver of the change was a $1.4 million reduction in 2020 to the fair value of the contingent consideration earn out liability related to our 2018 acquisition of the FFR business, driven by a forecasted
decrease in projected volumes, which decreased

the liability for estimated payments. General and administrative expense as an annualized percentage of average total finance receivables was 3.09%

for the three-month period ended September 30, 2021,
compared to 2.48% for the three-month period ended September 30, 2020.

Provision for income taxes.
Income tax expense of $2.0 million was recorded for the three-month period ended

September 30, 2021,
compared to $0.5 million for the three-month period ended September

30, 2020. Our effective tax rate was 27.1% for the three-month period ended September 30, 2021, as compared to an effective tax rate of 16.1% for the three-month period ended September 30, 2020 which was driven by an interim reporting limitation on the amount of tax benefits that can be recognized under Accounting Standards
Codification (“ASC”) 740, Income Taxes .

Comparison of the Nine-Month Periods Ended September 30, 2021

and September 30, 2020
Net income/loss.
Net income of $22.6 million was reported for the nine-month period ended September 30, 2021,

resulting in diluted EPS of $1.86,
compared to net loss of $15.0 million and diluted loss per share of $1.27 for the nine-month period ended September 30, 2020.

This
$37.6 million increase in Net income was primarily driven by:
-
$65.2 million decrease in Provision for credit losses, primarily driven primarily by an improvement in economic conditions
during the past 12 months ;
-
$20.7 million decrease in interest and fee income driven primarily by a decline in the size of our finance receivable portfolio;
-
$7.1 million decrease in interest expense due to a decline in the deposit balance and rates, as well as continuing reduction of
long-term debt;
- $2.4 million decrease in gain on leases and loans sold;
-
6.8 million decrease in Non-interest expense due to the primarily due to the $6.7 million goodwill impairment that was
recorded in the first quarter of 2020;
- $16.8 million increase in Income tax expense.
Average balances and

net interest margin.
The following table summarizes the Company’s

average balances, interest income,
interest expense

and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the nine-
month periods ended September 30, 2021 and September 30, 2020

.

Nine Months Ended September 30,
2021 2020
(Dollars in thousands)
Average Average
Average Yields/ Average Yields/
Balance (1) Interest Rates (2) Balance (1) Interest Rates (2)
Interest-earning assets:
Interest-earning deposits with banks $ 117,394 $ 57 0.07% $ 161,528 $ 388 0.32%
Time Deposits 4,000 35 1.18 11,942 167 1.86
Restricted interest-earning deposits with banks 4,421 — — 7,189 9 0.17
Securities available for sale 9,999 109 1.45 10,671 159 1.99
Net investment in leases
(3)
769,036 47,295 8.20 880,571 58,515 8.86
Loans receivable
(3)
48,637 6,118 16.77 90,353 13,873 20.47

Total

interest-earning assets
953,487 53,614 7.50 1,162,254 73,111 8.39
Non-interest-earning assets:
Cash and due from banks 6,113 5,547
Allowance for loan and lease losses (37,863) (47,253)
Intangible assets 5,453 7,189
Goodwill — 2,221
Operating lease right-of-use assets 7,512 8,459
Property and equipment, net 8,948 8,387
Property tax receivables 9,401 9,270
Other assets
(4)
26,721 31,276

Total

non-interest-earning assets
26,285 25,096

Total

assets
$ 979,772 $ 1,187,350
Interest-bearing liabilities:
Certificate of Deposits
(5)
$ 649,529 $ 7,841 1.61% $ 829,792 $ 13,747 2.21%
Money Market Deposits
(5)
53,323 117 0.29 42,883 196 0.61
Long-term borrowings
(5)
20,858 719 4.59 57,434 1,859 4.32

Total

interest-bearing liabilities
723,710 8,677 1.60 930,109 15,802 2.27
Non-interest-bearing liabilities:
Sales and property taxes payable 7,840 6,435
Operating lease liabilities 8,423 9,354
Accounts payable and accrued expenses 12,670 22,079
Net deferred income tax liability 23,916 25,959

Total

non-interest-bearing liabilities
52,849 63,827

Total

liabilities
776,559 993,936
Stockholders’ equity 203,213 193,414

Total

liabilities and stockholders’ equity
$ 979,772 $ 1,187,350
Net interest income $ 44,937 $ 57,309
Interest rate spread
(6)
5.90% 6.12%
Net interest margin
(7)
6.28% 6.57%
Ratio of average interest-earning assets to

average interest-bearing liabilities
131.75% 124.96%

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
Nine Months Ended September 30, 2021 Compared To
Nine Months Ended September 30, 2020
Increase (Decrease) Due To:

Volume (1) Rate (1) Total
(Dollars in thousands)
Interest income:
Interest-earning deposits with banks $ (84) $ (247) $ (331)
Time Deposits (85) (47) (132)
Restricted interest-earning deposits with banks (3) (6) (9)
Securities available for sale (10) (40) (50)
Net investment in leases (7,064) (4,156) (11,220)
Loans receivable (5,573) (2,182) (7,755)

Total

interest income
(12,256) (7,241) (19,497)
Interest expense:
Certificate of Deposits (2,626) (3,280) (5,906)
Money Market Deposits 40 (119) (79)
Long-term borrowings (1,253) 113 (1,140)

Total

interest expense
(3,063) (4,062) (7,125)
Net interest income (9,929) (2,443) (12,372)
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

September 30, 2021 and 2020.

Nine Months Ended September 30,

2021 2020
(Dollars in thousands)
Interest income

$ 53,622 $ 73,111
Fee income

6,795 8,019

Interest and fee income

60,417 81,130
Interest expense

8,676 15,802

Net interest and fee income

$ 51,741 $ 65,328
Average total

finance receivables
(1) $ 817,673 $ 970,924
Percent of average total finance receivables:
Interest income

8.74% 10.04%
Fee income

1.11 1.10

Interest and fee income

9.85 11.14
Interest expense

1.41 2.17

Net interest and fee margin

8.44% 8.97%
__________________
(1)
Total finance receivables include net investment in leases and loans.

For the calculations above, the effects of (i) the allowance for credit losses and (ii)
initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $13.6 million, or 20.8%, to $51.7 million for the nine-month period ended September 30, 2021
from $65.3 million for the nine-month

period ended September 30, 2020. The annualized net interest and fee margin decreased 53
basis points to 8.44% in the nine-month period ended September 30,

2021 from 8.97% for the corresponding period in 2020.

Interest income, net of amortized initial direct costs and fees, decreased

$19.5 million, or 26.7%,

to $53.6 million for the nine-month
period ended September 30, 2021 from $73.1 million for the nine-month period ended September 30, 2020. The decrease in interest
income was principally due to a decrease in average yield of 130 basis points and by a 15.8% decrease in average total finance
receivables, which decreased $153.2 million to $817.7 million for the nine-months ended September 30, 2021 from $970.9 million for the nine-months ended September 30, 2020. The decrease in average total finance receivables was primarily due to lower origination
volume along with the customary loan repayments and charge

-offs.

The weighted average implicit interest rate on new finance
receivables originated decreased 80 basis points

to 10.16% for the nine-month period ended September 30, 2021, compared to 10.96%
for the nine-month period ended September 30, 2020. During

the nine months of 2021, the company originated $282.7 million of total originations compared to $284.1 million in the same period one year ago. Equipment finance approval percentage in the first nine months of 2021 was 48% as compared to 41% for the same period one year ago.
Fee income was $6.8 million and $8.0 million for the nine-month periods ended September 30, 2021 and September 30, 2020,
respectively,

and included approximately $4.0 million and $5.6 million in late fee income for the nine-month periods ended September
30, 2021 and September 30, 2020, respectively.

Late fees remained the largest component of fee income at

0.66% as an annualized
percentage of average total finance receivables for the nine-month period ended September 30, 2021, compared to 0.77% for the nine-
month period ended September 30, 2020. Fee income also included approximately

$2.7 million and $2.4 million of early buyout
income for the nine-month periods ended September 30, 2021 and

September 30, 2020, respectively.

Early buyout income is driven
by customer behavior, increased levels of

this activity and related income have been recorded during the course of the pandemic.

Interest expense decreased $7.1 million to $8.7 million for the nine-month period ended September 30, 2021 from $15.8 for the
corresponding period in 2020, primarily due to a decrease

of $5.9 million on lower deposit balances and rates, as well as a decrease of
$1.0 million due to the continuing reduction of long-term debt. Interest expense, as an annualized percentage of average total finance receivables, decreased 76 basis points to 1.41% for the nine-month period ended September 30, 2021, from 2.17% for the
corresponding period in 2020. The average balance of deposits was $702.9 million and $872.7 million for the nine-month periods
ended September 30, 2021 and September 30, 2020, respectively.
For the nine-month period ended September 30, 2021, average term securitization borrowings outstanding were $20.9 million at a
weighted average coupon of 4.59%. For the nine-month period ended

September 30, 2020, average term securitization borrowings
outstanding were $57.4 million at a weighted average coupon of 4.32%
Our wholly-owned subsidiary,

MBB, serves as our primary funding source. MBB raises fixed-rate and variable

-rate FDIC-insured
deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At September 30,
2021,

brokered certificates of deposit represented approximately 70% of total deposits, while approximately 23% of total deposits
were obtained from direct channels, and 7% were in the brokered

MMDA Product.

Gain on Sale of Leases and Loans.

There were no asset sales for the nine-month period ended September 30,

2021 as we retained all
of our origination volume on our balance sheet. There were $28.3 million of asset sales for the nine-month period ended September
30, 2020 for a $2.4 million gain on sale of lease and loans.

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
Insurance premiums written and earned. Insurance premiums written declined to $5.9 million for the nine-month period ended
September 30, 2021, compared to $6.6 million for the nine-month period ended September 30, 2020 as the overall portfolio
contracted.
Other income.

Other income was $9.8 million and $11.2

million for the nine-month periods ended September 30, 2021 and September
30, 2020, respectively.

The decrease was primarily driven by a $0.6 million decrease on servicing of leases sold to third parties and a
$0.3 million decrease of lower insurance policy fees.
Salaries and benefits expense.

The following table summarizes the Company's Salary and benefits expense:
Nine Months Ended September 30,

2021 2020
(Dollars in thousands)
Salary, benefits and payroll

taxes
$ 18,650 $ 21,248
Incentive compensation 5,488 3,343
Commissions 858 1,111

Total
$ 24,996 $ 25,702
Total salaries and benefits

expense decreased to $25.0 million for the nine-month period ended

September 30, 2021 compared to $25.7
million for the corresponding period in 2020. In 2020, in response to

COVID-19, we reduced our workforce resulting in a lower
expense base. Our salary,

benefits and payroll tax expense was $2.6 million lower for the nine-months ended September

30, 2021 than
for the same period of 2020, primarily driven by higher average headcount during the first nine months of 2020 and severance
recorded associated with the workforce reduction.
Incentive compensation increased $2.1 million, primarily due to equity-based compensation which was adjusted to lower target levels
in the corresponding period in 2020 and lower bonus on COVID related impacts on company performance.

General and administrative expense.

The following table summarizes General and administrative expense:
Nine Months Ended September 30,

2021 2020
(Dollars in thousands)
Property taxes $ 6,429 $ 6,178
Occupancy and depreciation 3,276 4,218
Professional fees 5,329 2,994
Information technology 3,426 2,953
Marketing 917 870
FDIC Insurance 333 1,089
Acquisition-related contingent payment fair value adjustment — (1,435)
Other G&A 6,113 7,302

Total
$ 25,823 $ 24,169
General and administrative expense increased to $25.8 million for the nine-months ended September 30, 2021 from $24.2 million
from the same period in 2020. Professional fees increased by $2.3 million primarily due to fees connected with the Merger
Agreement.
Goodwill impairment.

In the first quarter of 2020, driven by negative events related to the COVID-19 economic shutdown, our
market capitalization falling below book value and other related impacts, we analyzed goodwill for impairment.

We concluded

that
the implied fair value of goodwill was less than it’s

carrying amount, and recognized impairment equal to the

entire $6.7 million
balance in the nine-months ended September 30, 2020.

Provision for income taxes.
Income tax expense of $8.0 million was recorded for the nine-month period ended

September 30, 2021,
compared to an income tax benefit of $8.3 million for the nine-month period ended September 30, 2020.

For the nine months ended September 30, 2021 our effective

tax rate was 26.2% and for the nine months ended September 30, 2020, our effective tax rate was 35.6%, driven by a $3.2 million discrete benefit,

resulting from certain provisions in the Coronavirus Aid,
Relief, and Economic Security Act (“CARES Act”) that allow for a remeasurement of our federal net operating losses.

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

deposits.

See “Items Subsequent to September 30, 2021”
below for more information regarding actions taken in the fourth quarter to effectuate this transition.
MBB is a Utah state-chartered, Federal Reserve member commercial bank.

As such, MBB is supervised by both the Federal Reserve
Bank of San Francisco and the Utah Department of Financial Institutions.
We declared

a dividend of $0.14 per share on July 29, 2021. The quarterly dividend was paid on

August 19, 2021 to shareholders of
record on the close of business on August 9, 2021, which resulted in a dividend payment of approximately $1.7 million. It represented
the Company’s fortieth

consecutive quarterly cash dividend.

At September 30, 2021, we had approximately $25.0 million of available borrowing capacity from a federal funds line of credit

with a
correspondent bank in addition to available cash and cash equivalents of

$222.3 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB.
Our debt to equity ratio was 3.69 to 1 at September 30, 2021 and 3.87 to 1 at December 31, 2020.
Net cash provided by investing activities was $52.5 million for the nine

-month period ended September 30, 2021, compared to $87.6
million for the nine-month period ended September 30, 2020. The decrease in cash from investing activities is primarily due to reductions

of $29.7 million in principal collections on leases and loans and $25.7 million in proceeds from sales of leases originated
for investment offset by $11.1 million

in proceeds received on the sale of our investment securities.

Net cash provided by financing activities was $29.1 million for the nine-month period ended September 30, 2021, compared to net cash used in financing activities of $61.7 million for the nine-month period ended September 30, 2020. The increase in cash flows
from financing activities is primarily due to an increase of $69.0 million in deposits and decreases of $17.5 million of term
securitization repayments and $4.5 million in repurchases of common stock.

Financing activities also include transactions related to
the Company’s paymen

t

of dividends.

Net cash provided by operating activities was $3.4 million and $45.0 million for the nine-month periods ended September 30, 2021
and September 30, 2020, respectively.

Adjustments to reconcile net income or loss to net cash provided by operating activities including goodwill impairment, provision for credit losses, changes in deferred income tax liability and leases originated for sale and proceeds thereof are discussed in detail in the notes to the Consolidated Financial

Statements.
We expect cash

from operations, additional borrowings on existing and future credit facilities and funds from deposits to be adequate
to support our operations and projected growth for the next 12 months and the foreseeable future.

Total

Cash and Cash Equivalents.
Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans.
We primarily

fund our originations and growth using FDIC-insured deposits issued through

MBB. Total cash and

cash equivalents
available as of September 30, 2021 totaled $222.3 million, compared to $135.7 million at December 31, 2020.

Time Deposits with Banks.

Time deposits with banks are primarily

composed of FDIC-insured certificates of deposits that have
original maturity dates of greater than 90 days. Generally,

the certificates of deposits have the ability to redeem early,

however, early
redemption penalties may be incurred. Total

time deposits as of September 30, 2021 and December 31, 2020 totaled $1.0 million

and
$6.0 million, respectively.
Restricted Interest-Earning Deposits with Banks
. As of September 30, 2021, and December 31, 2020, we had $3.2

million and $4.7
million, respectively,

of cash that was classified as restricted interest-earning deposits with banks

.

Restricted interest-earning deposits
with banks consist primarily of various trust accounts related to our secured debt facilities. Therefore, these balances generally decline as the term securitization borrowings are repaid.

Borrowings.
Our primary borrowing relationship requires the pledging

of eligible lease and loan receivables to secure amounts
advanced. Our secured borrowings amounted to $11.7

million at September 30, 2021 and $30.7million at December 31, 2020.

Information pertaining to our borrowing facilities is as follows:
For the Nine Months Ended September 30, 2021 As of September 30, 2021
Maximum
Maximum Month End Average Weighted Weighted
Facility Amount Amount Average Amount Average Unused
Amount

Outstanding

Outstanding

Rate
(3)
Outstanding

Rate
(2)
Capacity
(1)
(Dollars in thousands)
Federal funds purchased $ 25,000 $ $ — — % $ — — % $ 25,000
Term note securitizations (4) — 28,279 20,858 4.59% 11,719 4.33% —
$ 25,000 $ 28,279 $ 20,858 4.59% $ 11,719 4.33% $ 25,000
__________________
(1)

Does not include MBB’s access to the Federal Reserve Discount Window,

which is based on the amount of assets MBB chooses to pledge.
Based on assets pledged at September 30, 2021, MBB had $50.2 million in unused, secured borrowing capacity at the Federal Reserve Discount
Window.

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
$55.9 million of net investment in leases pledged at September 30, 2021.
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

At September 30, 2021 and December 31, 2020 outstanding

term securitizations amounted to $11.7 million

and $30.8
million, respectively and the Company was in compliance with terms of the term note securitization agreement. See Note 10 – Debt
and Financing Arrangements in the accompanying Consolidated Financial Statements for detailed information regarding of our term
note securitization
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

At September 30, 2021, Marlin Business Service Corp and MBB’s

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

to the adoption of

the CECL accounting

standard.

In addition, see Note

13—Stockholders’ Equity

in the Notes
to Consolidated Financial Statements for additional information regarding these ratios and our levels at September 30, 2021.
Information on Stock Repurchases
Information on Stock Repurchases is provided in “Part II. Other Information,

Item 2, Unregistered Sales of Equity Securities and Use
of Proceeds” herein.
Items Subsequent to September 30, 2021
The Company declared a dividend of $0.14 per share on October 28, 2021.

The quarterly dividend, which is expected to result in a
dividend payment of approximately $1.7 million, is scheduled to be paid on November 18, 2021 to shareholders of record on the close
of business on November 8, 2021. It represents the Company’s forty-first consecutive quarterly cash dividend. The payment of future dividends will be subject to satisfaction of regulatory requirements applicable to bank holding companies and approval by the
Company’s Board of Directors.

In addition, pursuant to the Merger Agreement, the Company

may not, without the prior written
consent of Madeira Holdings, LLC, declare or pay any future dividends other than the Company’s regular quarterly cash

dividend in
an amount not to exceed $0.14 per quarter.
On October 8, 2021, MBB entered into an agreement to transfer its portfolio of brokered certificates of deposit held through The
Depository Trust Company with an outstanding

principal amount of approximately $204.8 million to a Federal Deposit Insurance
Corporation (“FDIC”)-insured depository institution.

In exchange for the acquiror’s assumption of those deposits, MBB has agreed to
pay the acquiror at the time of transfer, in addition

to the outstanding principal amount of the deposits, all accrued but unpaid interest on the deposits as of the transfer date plus a sum of $750,000.

The agreement contemplates that the transfer,

which is subject to
(among other customary closing conditions) the approval of the Utah Department of Financial Institutions and of the FDIC pursuant to
Section 18(c) of the Federal Deposit Insurance Act, will occur in late December or early January.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Off icer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

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

Southern District of New York,

one of which
was filed in the United States District Court for the Eastern District of New York

and one of which was filed in the United States
District Court for the District of New Jersey.

The complaints assert, among other things, claims under Section 14(a) and Section

20(a)
of the 1934 Act, and Rule 14a-9 promulgated thereunder,

for allegedly causing a materially incomplete and misleading preliminary proxy statement to be filed with the SEC and disseminated to the Company’s shareholders. The Company subsequently engaged in
arm’s-length negotiations

with parties to three of the four complaints to attempt to resolve the claims asserted and reached an agreement whereby the Company filed a Current Report on Form 8-K on July 23, 2021 (the “July 23 Form 8-K”) containing certain supplemental disclosures regarding the Merger.

The Company believes that the allegations and claims asserted in the complaints lack merit, and that the supplemental disclosures set forth in the July 23 Form 8-K were not required or necessary under applicable laws.
However, solely in order to avoid the

risk of the litigation delaying or otherwise adversely affecting the Merger and to minimize the
costs, risks, and uncertainties inherent in defending the litigation, the Company voluntarily filed the July 23 Form 8-K. The Company
denies any liability or wrongdoing in connection with the alleged claims, and nothing in the July 23 Form 8-K should be construed as

an admission of the legal necessity or materiality under applicable laws of any of the supplemental disclosures.

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
The Merger is subject to, in addition to various other customary closing conditions,

governmental and regulatory approvals and
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

•

The efforts to satisfy the closing conditions of the proposed Merger,

including the De-banking and regulatory approval
processes, may place a significant burden on management and internal resources, and the Merger whether or not consummated, may
result in a diversion of management’s

attention from our day-to-day operations and result in a disruption of our operations. Any
significant diversion of management attention away from our ongoing business and any difficulties encountered in the Merger

process
could negatively impact our business and results of operations.

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

capital.

The Company did not repurchase any of its common stock during the three months ended September 30, 2021. As of September 30,
2021, the Company had $4.7 million remaining in the 2019 Repurchase

Plan. Pursuant to the Merger Agreement, the Company may
not repurchase shares of common stock (pursuant to the 2019 Repurchase Plan or otherwise) without the prior written consent of
Madeira Holdings, LLC.
Pursuant to the 2014 Plan and the 2019 Plan, participants may have shares withheld to cover income taxes. During the three-month
period ended September 30, 2021, there were 36 shares repurchased to cover income tax withholding under the 2014 Plan and the
2019 Plan at an average cost of $22.44 per share.

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

October 29, 2021